Form 10QSB
period 2000-03-31
CARTIS INC
filed 2000-06-13
CIK 1096595

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2000

Commission file no.  000-30317

                                  Cartis, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                         65-0737412
-------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                               Identification No.)

277 Royal Poinciana Way, PMB 155, Palm Beach, FL                   33480
-------------------------------------                           ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (230) 211-6825

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
   Title of each class                                    which registered

      None                                                   None
-----------------------------                        -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:         Mintmire & Associates
                                          265 Sunrise Avenue, Suite 204,
                                          Palm Beach, FL 33480
                                          Tel: (561) 832-5696
                                          Fax: (561) 659-5371

           Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes        X         No
                               --                ---

           As of March 31, 2000, there are 13,437,019 shares of voting stock of the registrant issued and outstanding and 142,980 yet to be issued pursuant to recent subscriptions.

                                     PART I

Item 1. Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                  Cartis, Inc.
                           Consolidated Balance Sheets


                                                                   June 30, 1999            March 31, 2000
                                                             ------------------------- ------------------------
                                                                                             (unaudited)
                         ASSETS
CURRENT ASSETS
  Cash                                                       $                       0 $                 38,356
  Accounts receivable                                                           70,698                  126,173
  VAT tax receivable                                                            18,824                    4,386
  Inventory                                                                          0                  367,607
  Prepaid expenses                                                                 618                      309
                                                             ------------------------- ------------------------
          Total current assets                                                  90,140                  536,831
                                                             ------------------------- ------------------------


PROPERTY AND EQUIPMENT
   Furniture and fixtures                                                       18,557                   17,463
   Automobiles                                                                  15,581                   14,411
   Leasehold improvements                                                      106,254                   98,275

        Less accumulated depreciation                                          (12,623)                 (22,467)
                                                             ------------------------- ------------------------

          Net property and equipment                                           127,769                  107,682
                                                             ------------------------- ------------------------

OTHER ASSETS
   Deposits                                                                      3,779                    3,495
                                                             ------------------------- ------------------------

          Total other assets                                                     3,779                    3,495
                                                             ------------------------- ------------------------
Total Assets                                                 $221,688                  $                648,008
                                                             ========================= ========================

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                            $                      57 $                      0
   Accounts payable                                                              2,734                  201,250
   Accounts payable - related party                                             75,103                  251,883
   Accrued Expenses
       Trade                                                                     9,118                    4,379
       Payroll and payroll taxes                                                 9,561                   14,480
   Deferred revenue                                                             30,389                        0
   Current portion of long-term debt                                             4,509                    5,077
                                                             ------------------------- ------------------------

          Total current liabilities                                            131,471                  477,069

LONG-TERM DEBT
   Note payable                                                                  4,702                      133
                                                             ------------------------- ------------------------

          Total long-term debt                                                   4,702                      133
                                                             ------------------------- ------------------------
Total Liabilities                                                              136,173                  477,202
                                                             ------------------------- ------------------------
Minority interest in consolidated subsidiary                                       467                        0
                                                             ------------------------- ------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, authorized
   10,000,000 shares; 0 issued and outstanding shares                              0                        0
 Common stock, $0.0001 par value, authorized
   50,000,000 shares; 9,350,000 and 13,437,019
   issued and outstanding shares                                                 935                    1,344
 Additional paid-in capital                                                  302,675                  597,228
 Accumulated comprehensive income (loss)                                     (11,332)                 (49,860)
 Deficit                                                                    (207,230)                (377,906)
                                                             ------------------------- ------------------------

          Total stockholders' equity                                            85,048                  170,806
                                                             ------------------------- ------------------------
Total Liabilities and Stockholders' Equity                   $                 221,688 $                648,008
                                                             ========================= ========================


     The accompanying notes are an integral part of the financial statements

                                                             Cartis, Inc.
                                Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                     Nine Months Ended March 31,



                                                                  2000                       1999
                                                          ---------------------     ----------------------
                                                               (unaudited)               (unaudited)

REVENUES
Sales                                                     $             248,983     $            1,454,247
Cost of sales                                                          (117,256)                (1,401,867)
                                                          ---------------------     ----------------------

      Gross Profit                                                      131,727                     52,380

OPERATING EXPENSES
    Salaries                                                             66,486                     24,858
    Depreciation                                                         13,421                      9,216
    General and administrative                                          221,781                    269,083
    Research and development, net of reimbursements                           0                    (66,647)
                                                          ---------------------     ----------------------

          Total operating expenses                                      301,688                    236,510
                                                          ---------------------     ----------------------

Loss from operations                                                   (169,961)                  (184,130)
                                                          ---------------------     ----------------------

OTHER INCOME AND EXPENSE
    Interest income                                                         882                          0
    Interest expense                                                     (1,595)                    (2,742)
                                                          ---------------------     ----------------------

          Total other income and expense                                   (713)                    (2,742)
                                                          ---------------------     ----------------------

Income before minority interest                                        (170,674)                  (186,872)
Minority interest share of income                                             0                       (269)
                                                          ---------------------     ----------------------

Net loss                                                               (170,674)                  (187,141)

Other comprehensive income (loss):
     Foreign currency translation gain (loss)                           (38,528)                    22,604
                                                          ---------------------     ----------------------
            Comprehensive loss                            $            (209,202)    $             (164,537)
                                                          =====================     ======================
Net loss per common share                                 $               (0.02)    $                (0.02)
                                                          =====================     ======================

Weighted average number of common shares outstanding                 10,244,682                  9,350,000
                                                          =====================     ======================





     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                 Consolidated Statements of Stockholders' Equity




                                                                             Additional     Accumulated                  Total
                                                 Number of      Common        Paid-In        Comprehensive             Stockholders'
                                                   Shares       Stock        Capital        Income (Loss)    Deficit     Equity
                                                 ------------   --------   ------------   --------------   ----------   ----------
BEGINNING BALANCE, June 30, 1997                            0   $      0   $          0   $            0   $        0   $        0

Year Ended June 30, 1998
4th qtr. - founders stock issued for services       2,000,000        200              0                0            0          200
4th qtr. - stock issued for cash                    1,000,000        100         49,900                0            0       50,000

Net loss                                                    0          0              0                0       (3,318)      (3,318)
                                                 ------------   --------   ------------   --------------   ----------   ----------

BALANCE, June 30, 1998                              3,000,000        300         49,900                0       (3,318)      46,882

Year Ended June 30, 1999
9/98 - stock issued for cash                        3,000,000        300        149,700                0            0      150,000
11/98 - stock contributed to company               (2,000,000)      (200)           200                0            0            0
11/98 - reverse merger                              5,000,000        500         85,410              (95)     (26,143)      59,672
1/99 - stock issued for services                      350,000         35         17,465                0            0       17,500
Other comprehensive income (loss)                           0          0              0          (11,237)           0      (11,237)

Net loss                                                    0          0              0                0     (177,769)    (177,769)
                                                 ------------   --------   ------------   --------------   ----------   ----------

BALANCE, June 30, 1999                              9,350,000        935        302,675          (11,332)    (207,230)      85,048

9 Mos. Ended March 31, 2000
7/99-11/99 - stock issued for cash                     87,019          9        294,186                0            0      294,195
2/00 - shares issued for equipment                  3,000,000        300              0                0            0          300
2/00 - shares issued for minority interest in
          subsidiary                                1,000,000        100            367                0            0          467
Other comprehensive income (loss)                           0          0              0          (38,528)           0      (38,528)

Net loss                                                    0          0              0                0     (170,676)    (170,676)
                                                 ------------   --------   ------------   --------------   ----------   ----------

BALANCE, March 31, 2000 (unaudited)                13,437,019   $  1,344   $    597,228   $      (49,860)  $ (377,906)  $  170,806
                                                 ============   ========   ============   ==============   ==========   ==========





     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                      Consolidated Statements of Cash Flows
                           Nine Months Ended March 31,


                                                                                        2000                    1999
                                                                                --------------------     -------------------
                                                                                    (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $           (170,674)    $          (187,141)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                             11,563                   7,223
     Minority interest share of income                                                             0                     269
     Stock issued for services                                                                     0                  17,500
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                              (65,126)                (72,206)
     (Increase) decrease in VAT receivable                                                    13,956                 (12,871)
     (Increase) decrease in inventory                                                       (393,884)                 (3,782)
     (Increase) decrease in deposits and other assets                                            282                  (4,155)
     Increase (decrease) in accounts payable - trade                                         212,926                  98,467
     (Increase) decrease in accounts payable - related party                                 195,456                      69
     Increase (decrease) in accrued expenses                                                  (4,344)                  6,199
     Increase (decrease) payroll and taxes                                                     6,040                   5,318
     Increase (decrease) deferred revenue                                                     30,116                  33,410
                                                                                --------------------     -------------------
Net cash used by operating activities                                                       (163,689)               (111,700)
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                            0                (122,772)
                                                                                --------------------     -------------------
Net cash used by investing activities                                                              0                (122,772)
                                                                                --------------------     -------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Increase (decrease) in cash overdraft                                                  (100,052)                  4,873
     Payments on automobile loan                                                              (3,546)                 (3,683)
     Issuance of common stock for cash                                                       294,195                 219,246
                                                                                --------------------     -------------------
Net cash provided by financing activities                                                    190,597                 220,436
                                                                                --------------------     -------------------
Effect of exchange rates on cash                                                              11,448                  14,036
                                                                                --------------------     -------------------
Net increase (decrease) in cash                                                               38,356                       0
CASH, beginning of period                                                                          0                       0
                                                                                --------------------     -------------------
CASH, END OF PERIOD                                                             $             38,356     $                 0
                                                                                ====================     ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                                     $              1,595     $             2,742
                                                                                ====================     ===================
Non-Cash Financing Activities:
Fixed asset acquisition through issuance of common stock                        $                300     $                 0
                                                                                ====================     ===================




     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements
 (Information with respect to the nine months ended March 31, 2000 is unaudited)

(1) Summary of Significant Accounting Principles
      The Company Cartis, Inc. is a Florida chartered corporation that conducts business from its offices in Palm Beach, Florida, Orleans, France, Lyon, France and Port Louis, Mauritius. The Company was incorporated on March 5, 1997, 1997, as Cobalter, Inc., and changed its name to Cartis, Inc. on November 18, 1998. The Company is principally involved in the development of water treatment systems through its French subsidiary, S.A.R.L. CEFCA ("CEFCA"), and the sale of the systems through its Mauritius subsidiary, Cartis International. The following summarize the more significant accounting and reporting policies and practices of the Company:

           a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

           b) Significant acquisition In October 1998, Cartis, Inc. issued 5,000,000 shares of common stock to acquire substantially all the issued and outstanding shares of the common stock of CEFCA, a French company, and 80% of the issued and outstanding shares of Cartis International ("CIL"), a Mauritius company, in a reverse merger. In February 2000, the Company issued 1,000,000 shares of common stock to acquire the 20% of Cartis International it did not previously own. In January 2000, the Company and A.S.A.P., LLC formed Cartis France, S.A., (CF). The Company owns 49% of CF and A.S.A.P. owns 51% of CF. This Company was formed to distribute the Company's products in France.

           c) Principles of consolidation The consolidated financial statements include the accounts of Cartis, Inc. and its wholly owned subsidiary and majority owned subsidiary.Inter-company balances and transactions have been eliminated.

           d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

           e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $13,421, $9,216, $2,193 and $12,532 for the periods ended March 31, 2000 and 1999 and June 30, 1998 and 1999, respectively.

           f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

           g) Inventories Inventories are stated at the lower of cost (first-in, first-out method) or market.

           h) VAT tax receivable In France, as in many other countries, the government charges a Value Added Tax, (VAT), that is similar in nature to sales tax in the U.S. There are three major differences. First is that VAT is charged at each point of sale. Second is that there are no exemptions from the collection of VAT. Finally, each company files a VAT return with the government monthly reflecting the gross VAT collected and VAT paid. If the VAT paid is greater than the amount collected, the Company receives a refund from the government approximately five months later.

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

           i) Revenue recognition The Company recognizes revenue when the purchaser accepts the goods.

           j) Royalties Cartis International acquired the Cartis patents and Cartis trademark from a founder for a royalty of 5% of gross sales relating to products and services from the use of the patent, payable monthly beginning January 1, 2001.

           k) Interim financial information The financial statements for the nine months ended March 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 9,350,000 and 9,437,019 (unaudited) shares of common stock issued and outstanding at June 30, 1999 and December 31, 1999.

           In April 1998, the Company issued 2,000,000 to its officers for services rendered to the Company. In April 1998, the Company issued under Regulation D Rule 540 Placement for 1,000,000 for $50,000 in cash. In September 1998, 3,000,000 shares were issued for $150,000 in cash. In November 1998, the 2,000,000 shares issued for services were donated to the Company. In November 1998, the Company issued 5,000,000 shares for 4,000 of the 4,000 shares issued and outstanding of S.A.R.L. CEFCA, a French company, and 1.6 shares of the 2 shares issued and outstanding of Cartis International, a Mauritius company. In January 1999, the company issued 350,000 shares to third parties for services rendered. From July 1999 through December 1999, the Company issued 87,019 (unaudited) shares for cash.

           In February 2000, the Company issued 1,000,000 shares for the 20% of Cartis International it previously did not own. In February 2000, the Company issued 3,000,000 shares to purchase certain fixed assets from a related party. Until such time as this related party is able to fully document the historical cost of this equipment, the Company has elected to value the transaction based on the par value of the stock issued, or $300.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $378,000, which expire $29,000 on June 30, 2018, $178,000 on June 30, 2019 and $171,000 on June 30, 2020.

           The amount recorded as a deferred tax asset, cumulative as of June 30, 1999 and March 31, 2000, is approximately $67,000 and $126,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $67,000 and $124,000, as the Company has no history of profitable operations.

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(3) Income Taxes (Continued) The significant components net deferred tax asset are:


                                June 30, 1999             March 31, 2000
                           -----------------------    -----------------------
                                                          (unaudited)
Net operating losses       $                67,000    $               126,000
Valuation allowance                        (67,000)                  (126,000)
                           -----------------------    -----------------------
Net deferred tax asset     $                     0    $                     0
                           =======================    =======================

(4) Going Concern As shown in the accompanying consolidated financial statements, the Company incurred net losses totaling $177,000 for the year ended June 30, 1999 and $171,000 for the nine months ended March 31, 2000 and reflects positive working capital of approximately $60,000 as of March 31, 2000, (unaudited). This working capital includes approximately $368,000 of inventory. The Company also has had only one customer historically, see Note 8. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently negotiating with several parties for an infusion of capital.

(5) Related Party Transactions In October 1998, the Company's subsidiary, CEFCA, received an exclusive license from its current president and chairman to manufacture CARTIS products, in both France and in a country of its choice. In exchange for such rights, the Company agreed to pay royalties in the amount of 3% of gross sales and services, payable monthly. The term of the license is 20 years. The patent was assigned to the Company in February 2000. (See Note 10.)

           In October 1998, the Company entered into a five-year exclusive service and supply contract with Advanced Technology Development, Ltd., ("ATD"), a company primarily owned and managed by the Company's president, whereby ATD will be the exclusive supplier of machinery and production supplies necessary to manufacture the CARTIS product. The contract was canceled in February 2000 (see Note 10).

           In October 1998, ATD entered into an exclusive distribution agreement with Cartis International whereby ATD will provide Cartis International with all Cartis products necessary to the commercial needs of Cartis International, based on an agreed upon price. In addition, the Company's subsidiary, Cartis International, received an exclusive right to use the brand name CARTIS and to sell CARTIS products worldwide. The term of these contracts was for a period of three years. These contracts were canceled in February 2000. Cartis International owed ATD $75,105 as of June 30, 1999 and $336,378 as of December 31, 1999 for products received.

           The Company received advances from shareholders during November 1999 in the amount of $15,334. These advances are non interest bearing and are due on demand.

(6) Long-Term Debt In 1999, S.A.R.L. CEFCA purchased an automobile through a bank loan. The loan bears approximately 6.6% interest, with monthly payments in the amount of approximately $440 per month. Under the loan agreement, the Company is obligated to pay approximately $4,800 and $4,400 in 2000 and 2001, respectively.

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(7) Commitments In September 1998, S.A.R.L. CEFCA entered into two operating leases, one for its office space and the other for a security service. The office lease expires 2017 and the security lease expires 2003. Minimum lease payments are as follows:


2000             $                24,724
2001                              24,724
2002                              24,724
2003                              23,186
2004                              22,674
Thereafter                        71,800
                 -----------------------
                 $               191,832
                 =======================

           In August 1999, the Company entered into an employment agreement with its general manager, who is also a stockholder. This contract carries no termination clause and pays him approximately $27,000 in salary and $8,000 in living expenses per year. In January 1999, the Company entered into an employment agreement with its part-time CFO. This agreement carries no termination clause and pays him approximately $4,000 per year.

(8) Concentration of Customers and Suppliers The Company's source of revenue to date has been one customer under a marketing agreement with Cartis International. This customer purchased a portion of its contractual minimum required in 1998 and 1999. It subsequently unilaterally canceled the agreement due to its inability to complete its obligations under the agreement. The Company is currently seeking another party to act as a distributor or, alternatively, seeking funding to allow the Company to market the product to end users itself.

(9) Government Grants The Company has received a government grant for research and development. The grant was in the total amount of $46,427 and was received in the fiscal years ending June 30, 1998 and 1999 and is applied to reduce research and development expenses.

(10) Subsequent Events In April 2000, the Company began efforts to raise additional capital via a Regulation D Rule 506 private placement. The Company has raised $256,000 in cash and has received subscriptions for an additional $358,000.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

           The Company's Form 10SB becomes effective on June 11, 2000. Although not technically a reporting company under the Securities and Exchange Act of 1934, as amended, until such time, the Company is voluntarily filing this Form 10QSB so that current financial information is available to the public and so that there is no gap between the reports in its Form 10SB and its report on Form 10KSB due for filing on September 28, 2000.

           In February 2000, Herve Gallion, the Company's current President and Chairman, assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001.

           In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from Advanced Technologies Development Company Limited ("ATD"). Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon Section 4(2) of the Act and no state exemption, as ATD is a foreign corporation.

           In February 2000, the Company purchased the remaining 20% of the issued and outstanding common shares of Cartis International, Ltd., a Mauritius company ("CIL"). As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning 10%. The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon Section 4(2) of the Act and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents.

           In April and May 2000, the Company sold 142,980 shares of its Common Stock for a total of $255,935 to twelve (12) investors. Patrick Martin, a current director of the Company, purchased 9,486 shares for $16,980. Additionally, subscriptions to purchase shares have been received from nine (9) more investors, although the funds have yet to be received by the Company. Because the funds have yet to be received and the subscriptions will be paid for in French Franks, the currency conversion cannot yet be made and the number of shares subscribed for determined. For such offering, the Company relied on
Section 4(2) of the Act and Rule 506. No state exemption was required, as all purchasers were foreign residents.

           The Company relied upon Section 4(2) of the Act and Rule 506 for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believed immediately prior to making any sale that such purchaser came within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

Discussion and Analysis

           Cartis, Inc. (the "Company" or "Cartis") is incorporated in the State of Florida. The Company was originally incorporated as Cobalter, Inc. on March 3, 1997 ("Cobalter"). The Company subsequently changed its name to Cartis, Inc in January 1999. The Company is currently quoted on the National Quotations Bureau's "Pink Sheets" under the symbol "CART" and has been since October 1999, when it filed a 15c2-11 exemption request form due to phase-in implementation of NASD Rule 6530 (the Eligibility Rule). The Company was quoted on the OTC Bulletin Board under the symbol "CART" until October 1999, but was originally quoted under the symbol "CBLT". Its executive offices are presently located at 277 Royal Poinciana Way, PMB 155, Palm Beach, FL 33480. Its telephone number is
(230) 211-6825 and its facsimile number is (230) 210-2445.

           The Company is principally involved in the development of water treatment systems. Current activities include: (i) marketing its Portable Water System ("PWS 300") product; (ii) researching and further developing its new products; and (iii) continuing to improve the Cartis Process.

           Inventory consists mainly of filtration system parts to be used in the assembly of PWS 300 units to be sold to customers. Once assembly is complete, the respective part costs are charged to inventory. Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

           Equipment consists mainly of the machinery acquired from Advanced Technologies Development Company Limited ("ATD") in February 2000 in exchange for 3,000,000 shares of the Company's Common Stock and other equipment purchased by the Company for cash. Herve Gallion, the Company's current President and Chairman, is an officer, director and also a beneficial owner of ATD.

           While the Company is emerging from its development stage, it is acquiring the necessary operating assets and is beginning its proposed business. There is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

           The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to continue its planned operations.

Results of Operations - For the Three Months Ending March 31, 1999
                        and March 31, 2000

Financial Condition, Capital Resources and Liquidity

           For the 3rd quarter ended March 31, 1999 and 2000 the Company recorded revenues of $1,454,000 and $249,000 respectively. For the third quarter ended March 31, 1999 and 2000 the Company had salary expenses of $25,000 and $66,000. This increase of $41,000 was due to an increase in the number of personnel employed by the Company.

           For the 3rd quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $237,000 and $302,000 of which $41,000 is attributable to an increase in salaries and $67,000 is attributable to a decrease in research and development reimbursement.

Net Losses

           For the 3rd quarter ended March 31, 1999, 2000, the Company reported a net loss from operations of $187,000 and $171,000 respectively.

           The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

           At March 30, 2000, the Company employed two (2) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate its needs.

Research and Development Plans

           The Company believes that research and development is an important factor in its future growth. The water filtration industry is closely linked to technological advances, which produce more efficient, economical and better ways to filter water. Therefore, the Company must continually invest in ongoing research to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to compete. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Impact of the Year 2000 Issue

           The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

           This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

           Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.  Legal Proceedings.

           The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.  Changes in Securities and Use of Proceeds

           None.

Item 3.  Defaults in Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.              Other Information

           None.

Item 6.              Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.         Description
--------------      --------------------------------------------------------
3.(i).1    (1)      Articles of Incorporation of Cobalter, Inc. dated March 5, 1997.

3.(i).2    (1)      Articles of Amendment to Articles of Incorporation changing Company's name to
                    Cartis, Inc. dated January 27, 1999.

3.(ii).1   (1)      Bylaws of Cobalter, Inc. dated April 1, 1997.

4.1        *        Offering Memorandum dated March 10, 2000

10.1       (1)      Lease between CEFCA s.a.r.l. and Jacques Cottet dated July 16, 1998 in French.

10.2       (1)      Lease between CEFCA s.a.r.l. and Jacques Cottet dated July 16, 1998 translated into
                    English.

10.3       (1)      Acquisition Agreement between the Company, CEFCA s.a.r.l. and Cartis
                    International, Ltd. dated October 29, 1998.

10.4       (1)      Acquisition Contract for the CARTIS Patent and CARTIS Trademark between the
                    Company and Herve Gallion dated February 19, 2000 in French.

10.5       (1)      Acquisition  Contract for the CARTIS Patent and CARTIS
                    Trademark  between  the  Company  and Herve  Gallion  dated
                    February 19, 2000 translated into English.

10.6       (1)      Purchase Contract of Equipment CARTIS and the Production Rights of CARTIS
                    Process between the Company and Advanced Technologies Development Company
                    Limited dated February 21, 2000 in French.

10.7       (1)      Purchase Contract of Equipment CARTIS and the Production Rights of CARTIS
                    Process between the Company and Advanced Technologies Development Company
                    Limited dated February 21, 2000 translated into English.

10.8       (1)      Agreement of Sale of Cartis International, Ltd. Shares to Cartis, Inc. between the
                    Company, Herve Gallion and Cyril Heitzler dated February 18, 2000 in French.

10.9       (1)      Agreement of Sale of Cartis International, Ltd. Shares to Cartis, Inc. between the
                    Company, Herve Gallion and Cyril Heitzler dated February 18, 2000 translated into
                    English.

10.10      (1)      Employment Contract between Steve Olivier and Cartis International, Ltd. dated
                    January 1, 1999 in French.

10.11      (1)      Employment Contract between Steve Olivier and Cartis International, Ltd. dated
                    January 1, 1999 translated into English.

10.12      (1)      Employment Contract between Cyril Heitzler and Cartis International, Ltd. dated
                    January 8, 1999 in French.

10.13      (1)      Employment Contract between Cyril Heitzler and Cartis International, Ltd. dated
                    January 8, 1999 translated into English.

27.1       *        Financial Data Sheet.
-----------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Cartis, Inc.
                                   (Registrant)


Date:  June 12, 2000               By: /s/ Herve Gallion
                                   --------------------------------------
                                            Herve Gallion
                                   President & Chairman


                                   By: /s/ Cyril Heitzler
                                   -------------------------------------
                                   Cyril Heitzler
                                   Secretary, Treasurer and Director