Form 10KSB
period 2000-06-30
CARTIS INC
filed 2000-10-13
CIK 1096595

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  000-30317

                                  Cartis, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                          65-0737412
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.)

277 Royal Poinciana Way
PMB 155, Palm Beach, FL                                     33480
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number (230) 234-1899

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                 Name of each exchange
                                                    on which registered
      None
-------------------------                           -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696      Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X         No
                      -----        -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $441,700

     Of the 11,053,250 shares of voting stock of the registrant issued and outstanding as of October 2, 2000, 5,043,750 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of October 2, 2000 is $36,567,187.50.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

         Cartis, Inc. (the "Company" or "Cartis") is incorporated in the State of Florida. The Company was originally incorporated as Cobalter, Inc. on March 3, 1997 ("Cobalter"). The Company subsequently changed its name to Cartis, Inc in January 1999. The Company is currently quoted on the National Quotations Bureau's "Pink Sheets" under the symbol "CART" and has been since October 1999, when it filed a 15c2-11 exemption request form due to phase-in implementation of NASD Rule 6530 (the Eligibility Rule). The Company was quoted on the OTC Bulletin Board under the symbol "CART" until October 1999, but was originally quoted under the symbol "CBLT". Its executive offices are presently located at 277 Royal Poinciana Way, PMB 155, Palm Beach, FL 33480. Its telephone number is
(230) 234-1899 and its facsimile number is (230) 234-1897.

         The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

         Originally, the Company was formed to acquire a master license for the United States from Eggspectations, Inc., which company operates a chain of theme restaurants serving egg products in and around Montreal, Canada. The Company never acquired such license and has since changed the focus of its business. In October 1998, the Company entered into an agreement with CEFCA s.a.r.l., a French company ("CEFCA") and Cartis International, Ltd., a Mauritius company ("CIL") to acquire one hundred percent (100%) of CEFCA and eighty percent (80%) of CIL in exchange for shares of the Company (the "Acquisition Agreement"). In February 2000, the Company entered into an agreement with Herve Gallion and Cyril Heitzler for the purchase of the remaining twenty percent (20%) of the issued and outstanding Common Stock of CIL, such that CIL became a wholly-owned subsidiary of the Company. Since October 1998, the Company has been engaged in the business of developing water treatment systems.

         Currently, CEFCA creates the CARTIS product utilizing reactors owned by Advanced Technologies Development Company Limited ("ATD"), which refine silver and charcoal obtained from numerous independent third parties. This finished CARTIS product is then shipped with parts obtained from Phase D (Tianjin) Mechanical Industries Co. Ltd. f/k/a FAS ("Phase D") to Tedeco, where filtration units are assembled. Versatech and Cartis France are expected to be the Company's two (2) main distributors. The Company has no formal contracts with Phase D, Tedeco, Versatech nor with Cartis France for these operations and operates on an as needed invoice basis.

         It is the Company's intention to (i) to market its Portable Water System ("PWS 300") product; (ii) to research and further develop its new products; and (iii) to continue to improve the Cartis Process.

         The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act) and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

         In July 1999, the Company sold 10,000 shares of its Common Stock to two
(2) investors for a total of $35,000. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as both investors are foreign residents. See Part III, Item 12. "Certain Relationships and Related Transactions."

     In August 1999, CIL entered into an employment agreement with Cyril Heitzler to be the Executive Vice-President of CIL. As compensation, Mr. Heitzler receives wages of 15,000FF per month and also a company car and housing allowance of 4,300FF per month. See Part I, Item 1. "Description of Business -
(b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain

Relationships and Related Transactions".

     In August 1999,  the Company sold 51,089  shares of its Common Stock to two
(2) investors for a total of $178,811. For such offering, the Company relied upon the 506 Exemption . No state exemption was required, as both investors are foreign residents. See Part III, Item 12. "Certain Relationships and Related Transactions."

     In September 1999, the Company sold 20,744 shares of its Common Stock to one (1) investor for a total of $64,306. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the investor is a French resident. See Part III, Item 12. "Certain Relationships and Related Transactions."

     In November  1999, the Company sold 5,186 shares of its Common Stock to one
(1) investor for a total of $16,076. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the investor is a French resident. See Part III, Item 12. "Certain Relationships and Related Transactions."

     In January 2000, the Company along with Reception Services With Professionals - A.S.A.P., LLC, a French corporation ("ASAP") formed Cartis France, SAS ("Cartis France") for the purpose of distributing the Company's products in France. The Company owns forty-nine percent (49%) of the issued and outstanding stock of Cartis France. ASAP owns the remaining fifty-one percent (51%). Cartis France began operations in January 2000.

     In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part I, Item 1. "Description of Business - (b) Business of Registrant
- General"; Part I, Item 1. "Description of Business - (b) Business of Registrant - Patents, Copyrights and Trademarks"; Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions."

     In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from ATD. Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon the 506 Exemption and no state exemption, as ATD is a foreign corporation. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part I, Item 1. "Description of Business - (b) Business of Registrant - General"; Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part I, Item
6. "Management's Discussion and Analysis or Plan of Operation - Results of Operations - Full Fiscal Years - June 30, 2000 and June 30, 1999 - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     Since April 2000, the Company sold 516,231 shares of its Common Stock for a total of $924,053 to twenty-eight (28) investors. Patrick Martin, a current director of the Company, purchased 9,500 shares for $16,980. For such offering, the Company relied on the 506 Exemption. No state exemption was required, as all purchasers were foreign residents. See Part I, Item 1. "Description of Business
- (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions."

     In June 2000, the Company and ATD agreed to rescind the machinery and equipment purchase conducted in February 2000 ab initio. 3,000,000 shares of the Company's Common Stock issued to ATD in connection with the purchase have been cancelled. The Company intends to enter into a lease/purchase agreement with ATD for the previously purchased reactors used to make the CARTIS product. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In July 2000, the Company issued 100,000 shares of its restricted Common Stock to Serigne Dioum, an employee, for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was required as Mr. Dioum is a French resident. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)  Business of Registrant

         Background of the Industry

     The foregoing discussion of legislation surrounding drinking water and contaminants thereto, as well as the water filtration industry, is applicable to the Company's business only as it pertains to the Company as a provider of products which purify water for the purposes described herein. The Company is not engaged in "remediation activities" in any setting not specifically described herein. Use of the CARTIS process in any product or setting for which it was not designed, which use has not been tested and approved by the Company, is not recommended.

     The Federal Safe Drinking Water Act of 1984 established the U.S. Environmental Protection Agency ("EPA") as the agency responsible for setting standards for drinking water and monitoring the public utilities. As of May 1992, the EPA has established Federally enforceable standards for eighty-nine
(89) contaminants that may be found in drinking water.

     The standards established by the EPA set up a Maximum Contaminant Level ("MCL"), which represents the maximum level at which the contaminant can be found in your drinking water and still be considered "safe" to consume. The MCL standard fluctuates based upon the EPA's determination of how much of a certain contaminate is safe, which determination is based partially on changing technology. Therefore, water which is considered "safe" today, may not be considered "safe" tomorrow, when new standards may be established.

     Additionally, in August 1996, President Clinton signed the Safe Drinking Water Act ("SWDA") Amendments of 1996. The SWDA Amendments require that consumers receive more information about the quality of their drinking water supplies and about the measures being instituted to protect them. The amendments also provide new opportunities for public involvement and provide an increased emphasis on protecting the sources of local drinking water. However, activists have charged that new U.S. rules on safe drinking water do not go far enough, and leave pregnant women, infants and the elderly at risk.

     Under the 1996 Safe Drinking Water Act, the EPA issued rules which compel water companies to publish annual reports to their customers, informing them of the pollutants contained in their drinking water. However, only federally regulated contaminants need be disclosed in such reports. Contaminants, which remain unregulated to date, need not be disclosed to consumers in these reports, leaving consumers unaware of certain contaminants present in their drinking water.

     Doctors, both through the use of activist organizations and alone, have expressed the importance of informing the public of all contaminants present in drinking water. Doctors have opined that water pollution can be lethal to "at-risk" groups such as pregnant women and HIV-AIDS sufferers, and are suspected to cause spontaneous abortions in some women.

     Problems with drinking water can also occur after water leaves a treatment and storage facility, while en route to a consumer's home or business. Contaminants such as lead, Trihalomethanes and Asbestos are often leaked into the water supply after the treated water leaves the plant. Lead is known to leach into drinking water from plumbing in the consumer's establishment or residence as well as form the municipal distribution system. Even end users with copper plumbing can be at risk due to lead solder used to connect copper pipes. Trihalomethanes are a byproduct produced by chlorine treatment which is known to be a carcinogen.

Common Water Quality Problems include:

Aesthetics: Otherwise harmless contaminants like chlorine, sulfur, iron and manganese cause taste, color, and odor problems.

Water Hardness: Hard water contains excessive levels of the minerals calcium and magnesium, a condition found in eighty-five percent (85%) of the United States. Hard water shortens the life of household plumbing and water-using appliances, makes cleaning and laundering tasks more difficult and gradually decreases the efficiency of water heaters.

Lead: Used extensively in plumbing materials (pipes and lead-based solder) until the late 1980's, lead can leach into water supplies. Low levels of lead have been linked to learning disabilities in young children and high levels can cause hypertension in adults.

Biological Pathogens: Waterborne organisms can cause disease in humans. They include cysts like Cryptosporidium and Giardia; bacteria like typhus, fecal coliform and cholera; and viruses like influenza. These organisms typically cause unpleasant intestinal disorders and can pose a significant threat to the immune-impaired.

Nitrates: Nitrogen compounds are sometimes found in ground and surface water in rural areas, often as a result of nitrogen-based fertilizer runoff. Excess nitrate levels can interfere with the oxygen-carrying capacity of blood, especially in babies, and have been linked to high incidences of miscarriages.

Heavy Metals: Metals like mercury, zinc, copper, and cadmium usually enter the water supply as industrial waste and, inexcessive concentrations, can cause physiological damage to humans, including damage to the central nervous system.

Radium/Radon: Naturally occurring radioactive elements such as radium and radon have bben linked to cancer in humans. Radon is found in gaseous form, and is absorbed through drinking, as well as through inhalation during washing or showering.

VOC's: High concentrations of volatile organic compounds ("VOC's"),  such as the
petroleum   distillate   benzene   and  the   industrial   degreasing   compound
trichloroethylene have been linked to organ damage and cancer in humans.

THM's:  Trihalomethanes  ("THM's") are by-products produced when chlorine reacts
with  organic  compounds  in  water.   THM's  are  primarily   absorbed  through
inhalation, and have been linked to bladder and rectal cancer.

Asbestos: Asbestos is a fibrous mineral that contaminates water naturally or through its past use in concrete water pipes. Asbestos has been linked to lung and other forms of cancer.

Arsenic: Both a natural and manufacturing-induced ground water contaminant, arsenic is linked to various cancers and may damage the circulatory and central nervous systems.

Sediments: Solid particulates in water can settle out over time. The presence of sediments in water is typically an aesthetic concern.

Low/High pH: pH refers to "potential hydrogen," and is a measure of acidity or alkalinity on a 14- point scale (zero through six is acidic; seven is neutral; and eight through 14 are alkaline). Extreme measures of acidity in water can be corrosive, whereas high alkalinity can be the source of aesthetic problems.

     It follows that, to some extent, water treatment has been left to the end consumer. Common methods of treatment include: (i) bottled water; and (ii) filtration systems.

Bottled Water

     It is management's opinion that many brands of bottled water contain bacteria or other chemicals exceeding the industry's own guidelines or the most stringent state purity standards. If this is true, bottled water, in certain instances, may be worse for the consumer than standard tap water.

     It is management's opinion that legislation should be enacted which would impose stricter labeling requirements on the bottled water industry. Further, that legislation should set standards for bacterial and chemical contamination which parallels those standards set for tap water. Prior to the enactment of such legislation, the bottled water industry will continue to be essentially unregulated.

     It is estimated by management that Americans drink billions of gallons of bottled water annually and that consumption will continue to increase.

Filtration Systems

Carbon Filters

     Perhaps the most widely used item for improving drinking water quality in the home is the replaceable cartridge type filter. The filter element usually contains a wound fabric or layers of paper-like material which screens out turbidity and particulates from the water stream. Some replacement elements also contain a layer of fine activated carbon laminated on paper to perform some taste and odor removal function. Other cartridges are made with solid porous activated carbon elements which offer the dual function of sediment removal as well as adsorption of excess chlorine. These small filter units are usually reasonably priced, however they lack many of the removal capabilities of more sophisticated units and therefore only eliminate some of the contaminates found in tap water, and can even cause additional contaminates if not properly maintained. In fact, carbon can act as a harbor for non-pathogenic organic species.

Distillers

     A second product line to provide better water quality is the small distiller, which produces limited quantities of de-mineralized water. This equipment, like its larger commercial model, removes bacteria from the water and most impurities producing what is commonly accepted as "safe, mineral-free water". Distilled water however, is prone to new bacteria contamination and void of useful minerals. Home distillers are of various designs, ranging from counter-top single-batch versions to centrally located tanks for multiple home uses. Automatic home distillers coupled with a storage water reservoir are commonly used in North American homes. The daily supply of distilled water is from three (3) to twelve (12) gallons per day. Based on the earth's solar evaporation technology, today's state-of-the-art domestic distillers use recent designs and materials to reach greater efficiency levels. The process involves boiling water in a chamber to produce steam. Dissolved solids and unwanted liquids with higher boiling points than water ideally remain behind in the chamber while unwanted liquids that boil at lower temperatures than water are discharged as vapors before the boiling point of water is reached. The cooled steam condenses into mineral-free water that collects in a tank. Power consumption of these systems is high and varies from three (3) to five (5) kilowatt-hours of electricity per gallon of distilled water produced.

Reverse Osmosis

     A French scientist originally discovered the process of osmosis in 1748 who observed that water would diffuse spontaneously through a pig bladder membrane into a parallel chamber of alcohol. Osmosis and reverse osmosis ("RO"), for the next 200 years was not much more than a laboratory topic because natural membranes were scarce and unreliable. In the mid-1950's, the work of Dr. S. Sourirajan at UCLA and others advanced the RO technology to the point where artificial membranes could be manufactured. During this era, considerable work was done on behalf of the U.S. Office of Saline Water to perfect methods of water desalination. The movement of water from soils into plant roots is an example of osmosis at work in nature. When a semi-permeable membrane, like a living cell wall, separates two solutions with different solid concentrations, the pure water will flow from the least concentrated solution through the membrane and into the solution containing the higher solids concentration. The flow will stop when the osmotic pressure on both sides of the membrane equalizes. This is the natural process by which water is exchanged and supplied within living matter.

General

     In 1993, prior to the Company's acquisition of CEFCA and CIL, the Company's two (2) principals Herve Gallion and Cyril Heitzler joined forces to develop a new technology of water treatment based on the theory of ionization of active carbon by pure silver. This process of water purification was highly reliable scientifically, but not economically feasible on an industrial basis due to the high production costs involved. At that time, a liter of this product would have cost hundreds of thousands of dollars.

     The technological breakthroughs necessary to manufacture the CARTIS cartridge at competitive prices was accomplished in cooperation with G.R.E.M.I, which is a research division of the French National Center for Scientific Research ("CNRS"), a government organization specializing in ionization technology by "cold plasma radio-frequency".

     Today, after nearly seven (7) years of research and development entailing large investments in R&D and in machinery and scientific equipment, the CARTIS filtration process was born. Hundreds of Potable Water Systems have already been produced, sold and installed over the past three (3) years in Mauritius, the area of the world which was chosen to launch the product commercially.

     The CARTIS process, which was awarded a prize by the National Agency for the Research Valoring ("A.N.V.A.R"), a French government organization, has one
(1) international patent registered in 1997. The name CARTIS has also been trademarked.

     In October 1998, the Company entered into an agreement with CEFCA and CIL to acquire one hundred percent (100%) of the issued and outstanding shares of CEFCA as well as eighty percent (80%) of the issued and outstanding shares of CIL in exchange for shares of the Company. In connection with this agreement, the Company issued 900,000, 2,300,000 and 1,800,000 shares of its Common Stock to Herve Gallion, Cator Holding, Ltd. and Aquartis, Ltd. respectively in connection with the Acquisition Agreement. Herve Gallion currently serves as the Company's President and Chairman, as the principal owner and manager of Cator Holding, Ltd. as the owner and manager of Aquartis, Ltd. and as the Executive Manager of CIL. Cyril Heitzel, the Company's current Secretary, Treasurer and Director, also serves as the Managing Director of CEFCA and as the Managing Director of CIL. Steve Olivier, who currently serves as a Director of the Company, also serves as the Chief Financial Officer and as a Director of CIL.

     In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part I, Item 1. "Description of Business - (b) Business of Registrant
- Patents, Copyrights and Trademarks; Part I, Item 1. "Description of Business -
(b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions."

     In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part I, Item 1. "Description of Business - (b) Business of Registrant - General"; Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part I, Item
6. "Management's Discussion and Analysis or Plan of Operation - Results of Operations - Full Fiscal Years - June 30, 2000 and June 30, 1999 - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and

Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     The Company's main subcontractor for spare parts assembly is located in the people's Republic of China. Phase D is an industrial firm dealing with plastics and electronics in China. Phase D agreed to manufacture all plastic parts of the PWS 300. Currently, orders are placed with the issuance of irrevocable letters of credit. Phase D designs and manufactures molds for plastic components produced by six (6) injection molding presses with a capacity of twenty (20) to one hundred forty (140) tons. Phase D also produces electronic circuit boards and performs a range of fabrication and assembly operations. Phase D employs seventy (70) people including fifteen (15) professionals and six (6) French-speaking natives of China. The present assembly capacity of PWS CARTIS components is 5,000 units monthly.

The CARTIS Process

     The Company's primary product, the PWS 300, is easily connected to the water supply network of a house or an apartment. Its installation is simple and requires only one and one half hours of a plumber's work.

     First, the water is filtered through a standard preliminary filter calibrated to 5 microns, for elimination of large impurities.

     Second, the water undergoes treatment by Ultra Violet light located in a stainless steel chamber also equipped with a quartz tube. The 25 Watt U.V.
Philips lamp destroys a large amount of bacteria. This is a well-established germicidal process. The more bacteria eliminated by the U.V. lamp, the longer the useful life of the CARTIS cartridge.

     Third, the water passes through an anti-limestone module which prevents the deposit of limestone without eliminating calcium or magnesium, two (2) essential minerals.

     Last, the water is brought into contact with the CARTIS cartridge by a regulator. By virtue of its active carbon compound, the cartridge eliminates heavy metals, chlorine and the bad tastes and odors present in the water.

     When water passes through the CARTIS cartridge, a physio-chemical reaction generates an environment of active oxygen possessing high bactericidal properties along with a remnant effect, which is the accepted characteristic of potable water.

     The PWS 300 is equipped with an electronic mechanism, which performs the following functions:

     * Lighting of the U.V lamp through detection, within 0.4 seconds of water inflow.
     *    Operation of the U.V lamp (indicator)
     *    Switches off the U.V. lamp when water flow ceases

     The next generation PWS 300 will be equipped with a new electronic card which is expected to perform the following functions:

     * Indication of wear in the CARTIS cartridge according to a number of cubic meters (m3) of water flow through preset during installation (indicator + alarm).
     *    Triggering of a general alarm in case of any malfunction,
     * As an option for untreated well water, an electric valve by remote control to shut off the water flow in an emergency.
     *    Digital monitoring of water consumption.

     The life span of the CARTIS cartridge is of 250 m3, corresponding to the needs in potable water of a family of four (4) persons for a period of about two
(2) years.

     The CARTIS product is unique and competitively priced. Its recommended end user price is approximately $1,500, which compares favorably to other systems of lesser efficiency.

     The uniqueness of the CARTIS device is due to its ability to produce adequate amounts of potable water at an economical price without the use of harmful chemicals, while preserving the water's natural minerals, providing shelf life (the remnant effect) and preventing limestone deposits. Competing systems filters use cumbersome methods, such as reverse osmosis, or limited treatment, such as U.V lamp only systems or basic filters for solid particles.

     The PWS 300, currently the main CARTIS product, is the device that better responds to the usual needs of water consumption in industrialized countries. In such countries, the water in the supply network is of an acceptable quality, but is far from perfect in terms of both its chemical composition and its taste. For large requirements, the CARTIS system is equipped with optional storage tanks of various sizes depending on need.

Future Products

     The PWS 300 is the Company's main product and currently the only product in production. However, other devices have been developed or are still in the design stage. These future products will be launched strategically by the Company, in the sole discretion of the Company's management team.

;        SWIMMING POOL SYSTEM: THE SPS 10.

     Testing sites of the Company's Swimming Pool System ("SPS 10") have recently been introduced in Mauritius. The SPS 10 aims at replacing all water treatment products utilized in a swimming pool. Its primary purpose is to guarantee bathing in potable water free from chlorine, which irritates the eyes and skin.

     Inserted downstream of the traditional sand filtration system of the swimming pool, the SPS 10 has a treatment capacity of 10 m3 per hour and obviates the use of all customary chemical treatment products.

     The CARTIS cartridge specially designed for swimming pools is expected to have a lifespan of approximately three (3) years for an average private pool.

     All other systems presently in use necessitate the use of chlorine or its derivatives. In addition to being irritating to the eyes and skin, they are considerably more burdensome than the CARTIS system which requires almost no maintenance.

*    THE CARTIS WATER DISPENSER

     The CARTIS cold and hot water dispenser is still in the design stage. However, its technical specifications have already been defined. The CARTIS dispenser, once on the market, should replace other water fountain services currently on the market since better quality water will be provided at a considerably lower cost directly from the available water supply.

     Water contained in the water cooler is continuously pumped and circulated through a built-in CARTIS cartridge, thereby providing quasi-permanent use. Hot and cold water (80(degree)C and 8(degree)C respectively) is available as needed through an electronic process (the Pelletier Effect) which does not utilize a compressor; no CFC is involved. The device is powered by 12-volt alternative current which is safe to use.

*    HYDROPONICS: The HPS 10

     Hydroponics refers to the widespread technology of vegetable production in a controlled environment in greenhouses and above ground. Soil-free and greenhouse cultivation techniques are expanding rapidly and the quality of water is positively correlated to the yield. Various studies have been carried out on the cultivation of tomatoes, flowers, and vegetables. Water carries germs, which adhere to the vegetable during irrigation, causing a high incidence of disease and loss.

     Studies sponsored by CARTIS on soil-free cultivation of tomatoes have been performed by Mont Desert-Alma, a subsidiary of ENL International, one of the largest agricultural groups in the Indian Ocean rim countries. It was proven that the destruction of bacteria after CARTIS treatment increased yield twofold.

     The HPS 10 is fully developed, and will be marketed at the outset of the initial testing period at beta sites.

*    TELE-MONITORING

     The next generation of PWS 300 appliances are expected to be equipped by year-end with a system of tele-monitoring, which will provide a guarantee of continuous performance.

     The new generation PWS 300 will be connected to the telephone network. A connection is automatically established with the maintenance contractor as soon as the life expectancy of a cartridge expires or any malfunction occurs in the device.

     The PW300 coupled with a tele-monitoring service contract will guarantee the continuous supply of potable water in the home.

     The tele-monitoring device is still only a prototype. It is not yet produced for inclusion in Cartis filtration systems.

Business Strategy

     Currently, the Company has no contracts in effect for the distribution of its products. Any discussion of business strategy contained herein is contingent upon the ability of the Company to continue as a going concern.

     The Company intends to exploit its leading edge technology to replace the need for bottled water, for water filtration systems geared to human consumption and for pool chemical additions. The Company also intends to create a market for greenhouse vegetable production. CARTIS is capable of providing the following unique features:

     * The CARTIS water treatment process is capable of converting virtually any source of water supply into potable water.

     * The CARTIS system removes limestone, which otherwise hardens water and leaves damaging deposits inside pipes.

     In the near future, tele-monitoring will guaranty the quality of water supply twenty-four hours a day.

     The Company has already installed CARTIS products in the following locations:

PWS 300: Approximately 1500 end users to date. Clients include: hospitals, high-end hotels, embassies, factory cafeterias, households, office buildings, etc.

SPS 10: The device is currently installed in five (5) beta sites in Mauritius and France.

Marketing and Distribution

Marketing

The Company has targeted international markets.

     The Company believes that as a result of the worldwide diminishing quality of water, the opportunities for the Company's water treatment products will exist for years to come. In the US alone, the market for bottled water is estimated at $4 billion annually, and the water filtration market is estimated at $1.4 billion.

The rate of growth of water filtration products for human consumption exceeds that of bottled water. Currently, the worldwide market for water filtration for home use is estimated at more than $20 billion annually.

     In management's opinion, drinking tap water is becoming increasingly distasteful and suspect in the eyes of consumers. Opinion leaders led by prominent members of the medical community believe that chlorine byproducts present in water may cause certain forms of cancers, as well as arterial and heart disease. Additionally, the dangers and frequency of lead in tap water, as well as the presence of Cryptosporidium or Giardia, both harmful protozoa, have made the consumer aware of the potential dangers associated with drinking tap water. The typical target customer of the Company's products primarily seeks clean, fresh tasting water.

     In order to allow rapid expansion, the Company resorts to sub-contracting for manufacturing and strategic alliances for sales and distribution.

     The Company will market its products and services to national (for smaller countries) or regional (for larger countries) distributors. These distributors would be affiliates of the Company in developed countries primarily, or non-affiliates primarily in other countries.

Distribution

The National and Regional Distributors

     These distributors will carry inventory for the territory, oversee the hiring and training of a sales force and provide support and communication with the field.

Sales Representatives

     Sales representatives will be employed by the distributor with the mission to identify Cartis Approved Retailers as well as to provide training, support, including logistical support, and to oversee maintenance.

Cartis Approved Retailers

     The retailers will sell and assure maintenance of the CARTIS products to the end users, possibly with the intermediary step of established water professionals or installers.

     France was chosen as the first country to implement this sales organization concept. Cartis France is a forty night percent (49%) affiliate of Cartis International. The French partner is ASAP, SA, a well-established distributor.

Status of Publicly Announced New Products and Services

     PWS 300: Today, after nearly seven (7) years of costly research and development and the acquisition of a manufacturing plant and equipment, the first units have been sold and installed in Mauritius and Madagascar.

     The PWS 300 is equipped with an electronic mechanism, which performs the following functions:

     * Lighting of the U.V lamp through detection, within 0.4 seconds of water inflow.
     *    Operation of the U.V lamp (indicator).
     *    Switching off the U.V. lamp when water flow ceases.

     The next generation PWS 300 will be equipped with a new electronic card which is expected to perform the following functions:

     * Indication of wear in the CARTIS cartridge according to a number of cubic meters (m3) of water flow-through preset during installation (indicator + alarm).

     *    Triggering of a general alarm in the event of malfunction,

     * As an option for untreated well water, an electric valve with remote shut off, to cease water flow in an emergency.

     *    Digital monitoring of water consumption.

     SPS 10: Several prototypes of the SPS 10 have recently been installed in Beta sites in Mauritius and France. The SPS 10 aims to replace all water treatment products utilized in a swimming pool. Its primary purpose is to guarantee bathing in potable water, free from chlorine which can irritate the eyes and the skin. Beta sites completion is expected by midyear 2000.

     CARTIS WATER DISPENSER: The CARTIS water cooler is still in the design stage. However, its technical specifications have already been defined. No target date has yet been set for the market release of the product.

     HPS 10: The HPS 10 is fully developed and will be marketed at the outset of the initial testing period at beta sites.

     TELE-MONITORING   DEVICE:  The  tele-monitoring  device  is  still  only  a
prototype. It is not yet produced for inclusion in Cartis filtration systems.

Competition

     The  Company   competes  with  many  other  companies  which  supply  water filtration products. The "pour through" carafe type product normally kept in the refrigerator and used in the kitchen is a competing product.

     Several companies, including Brita, Discovery Engineering, Rubbermaid and others compete in the pitcher or carafe products market segment. However, these competing products merely rely on active carbon filtration process, a significantly inferior technology to Cartis' cartridge. The Company has the only water-dispensing unit that is actually a water filtration process.

     The Company also competes with the bottled water industry, such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozark Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Mountain Ice) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada.

     The Company expects that more competitors will enter the water filtration products market, resulting in even greater competition for the Company. Many of the companies with whom the Company currently competes, or may compete in the future, have greater financial, technical, marketing and sales resources, as well as greater name recognition than the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future.

Sources and Availability of Raw Materials

     Cartis products are manufactured from readily available components including carbon and silver, UV lamps, plastic parts and quartz tubes. The Company believes that all raw materials necessary to produce CARTIS products are readily available from numerous sources.


Dependence on Major Customers

     The Company will depend upon two (2) companies (Cartis France and Versatech) for future distribution of the Company's products. Currently, there is no agreement in place between the Company and either of these distributors, although the Company does own forty-nine percent (49%) of the stock of Cartis France. The loss or interruption of either of these two (2) future arrangements would seriously impede the Company's progress.

     The Company is working toward implementing its marketing and distribution plan outlined herein, by which it hopes to establish national and regional distributors, sales representatives and retailers of Cartis products. If such plan is successfully set in motion, the Company will become much less dependent upon its existing arrangements.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

Governmental Regulation

     The Federal Safe Drinking Water Act of 1984 established the EPA as the agency responsible for setting standards for drinking water and monitoring the public utilities. As of May 1992, the EPA had established Federally enforceable standards for eighty-nine (89) contaminants that may be found in drinking water.

     Additionally, in August 1996, President Clinton signed the SWDA Amendments of 1996. The SWDA Amendments require that consumers receive more information about the quality of their drinking water supplies and about the measures being instituted to protect them. The amendments also provide new opportunities for public involvement and provide an increased emphasis on protecting the sources of local drinking water.

     Under the 1996 SDWA, the EPA issued rules which compel water companies to publish annual reports to their customers, informing them of the pollutants contained in their drinking water. However, only federally regulated contaminants need be disclosed in such reports. Contaminants which remain unregulated to date need not be disclosed to consumers in these reports, leaving consumers unaware of certain contaminants present in their drinking water.

     Legislation has been initiated which would impose stricter labeling requirements on the bottled water industry. Further, that proposed legislation seeks to set standards for bacterial and chemical contamination which parallels those standards set for tap water. Prior to the enactment of such legislation, the bottled water industry has gone essentially unregulated.

Effect of Probable Governmental Regulation on the Business

     Future enactment of governmental legislation which would impact the Company's business is not expected. This is primarily because the Company's products are generally used after water has already passed through a traditional filtration system and therefore already meets tap standards set by the Federal, state and local governments.

     However, in foreign countries, the Company's products may be impacted by legislation that applies to filtration systems. The Company expects that its products will meet or exceed any standard imposed upon it.

Cost of Research and Development

     Most research and development on the Company primary product, the PWS 300, was completed prior to the formation of Cartis. However, further development of the CARTIS process and its implementation in various applications is ongoing.

     For fiscal years 1999 and 1998, the Company amortized a government grant in the amount of $23,088 and expended $49,178 of its revenues, respectively, on research and development. These expenditures represented (1.5)% and 104.2%, respectively, of the total revenues of the Company for such fiscal years.

     For fiscal year 2000, the Company expended $0 on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and Toxic Substance Control Act. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At August 31, 2000, the Company employed four (4) executives all of whom are employed on a full-time basis. Additionally, five (5) executives are employed by the Company's affiliate, Cartis France. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

     In August 1999, CIL entered into an employment agreement with Cyril Heitzler to be the Executive Vice-President of CIL. As compensation, Mr. Heitzler receives wages of 15,000FF per month and also a company car and housing allowance of 4,300FF per month. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part

III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from ATD. Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon the 506 Exemption and no state exemption, as ATD is a foreign corporation. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Results of Operations - Full Fiscal Years - June 30, 2000 and June 30, 1999 - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     Since April 2000, the Company sold 516,231 shares of its Common Stock for a total of $924,053 to twenty-eight (28) investors. Patrick Martin, a current director of the Company, purchased 9,500 shares for $16,980. For such offering, the Company relied on the 506 Exemption. No state exemption was required, as all purchasers were foreign residents. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In June 2000, the Company and ATD agreed to rescind the machinery and equipment purchase conducted in February 2000 ab initio. 3,000,000 shares of the Company's Common Stock issued to ATD in connection with the purchase have been cancelled. The Company intends to enter into a lease/purchase agreement with ATD for the previously purchased reactors used to make the CARTIS product. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

     In July 2000, the Company issued 100,000 shares of its restricted Common Stock to Serigne Dioum, an employee, for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was required as Mr. Dioum is a French resident. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions."

Item 2. Description of Property

     Its executive offices are presently located at Cartis Center, 277 Royal Poinciana Way, PMB 155, Palm Beach, Florida, 33480. Its telephone number is
(230) 234-1899 and its facsimile number is (230) 234-1897.

     CEFCA, one (1) of the Company's wholly-owned subsidiaries, leases approximately 4,382 square meters from Jacques Cottet as space for the manufacturing of CARTIS product. The lease is for a term of nine (9) years commencing July 16, 1998 and ending July 15, 2007. The Company pays monthly rent in the amount of 12,000 French Francs plus taxes.

     The Company owns no real property and its personal property consists of furniture and fixtures, an automobile and leasehold improvements with an original cost of $131,000 through June 30, 2000.

     The Company currently employs its capital reserves in a checking account. Activity is monitored on a monthly basis.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended June 30, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         a)       Market Information.

     The Common Stock of the Company currently is quoted on the Pink Sheets and has been since the Company submitted an exemption application with NASD on September 30, 1999. Between October 9, 1998 and September 30, 1999, the Company traded on the OTC Bulletin Board. Initially, it traded under the symbol "CBLT" until its name change January 28, 1999. At that time, its trading symbol changed to "CART". The high and low bid information for each quarter since October 1998 to the present are as follows:

Quarter                           High Bid         Low Bid
------------------------          --------         -------
Oct. 1 - Dec. 31 1998               0.15             0.13
Jan. 1 - March 31 1999              3.25             0.97
April 1 - June 30 1999              5.00             3.25
July 1 - Sep. 30 1999               5.50             1.50
Oct. 1 - Dec. 31 1999               4.00             1.63
Jan. 1 - March 31 2000              4.38             1.13
April 1 - June 30 2000              7.00             5.00
July 1 - Sept. 30 2000              7.08             6.86

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b)      Holders.

     As of September 22, 2000 the Company had eighty (80) shareholders of record of its 11,053,250 outstanding shares of Common Stock, 7,053,250 of which are restricted Rule 144 shares and 4,000,000 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase no shares of Common Stock. Of the Rule 144 shares, 5,000,000 shares have been held by affiliates of the Company for more than one (1) year.

(c)      Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Originally, the Company was formed to acquire a master license for the United States from Eggspectations, Inc., which company operates a chain of theme restaurants serving egg products in and around Montreal, Canada. The Company never acquired such license and has since changed the focus of its business. In October 1998, the Company entered into the Acquisition Agreement. In February 2000, the Company entered into an agreement with Herve Gallion and Cyril Heitzler for the purchase of the remaining twenty percent (20%) of the issued and outstanding Common Stock of CIL, such that CIL became a wholly-owned subsidiary of the Company. Since October 1998, the Company has been engaged in the business of developing water treatment systems.

     Currently, CEFCA creates the CARTIS product utilizing reactors owned by ATD, which refine silver and charcoal obtained from numerous independent third parties. This finished CARTIS product is then shipped with parts obtained from Phase D to Tedeco, where filtration units are assembled. Versatech and Cartis France are expected to be the Company's two (2) main distributors.

The Company has no formal contracts with Phase D, Tedeco, Versatech nor with Cartis France for these operations and operates on an as needed invoice basis.

     It is the Company's intention to (i) to market its PWS 300 product; (ii) to research and further develop its new products; and (iii) to continue to improve the Cartis Process.

     The Company was still in the development stage until October 1998 when the Acquisition Agreement took place between CEFCA, CIL and the Company. The Company has only recently begun selling its product in Mauritius and the surrounding areas. From the date of the Acquisition Agreement in October 1998 through June 30, 2000, the Company generated revenues approximately $1,990,500. Since inception (March 3, 1997 through June 30, 2000, the Company has generated cumulative losses of approximately $493,000. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     The Company is considering entering into formal contracts with two (2) distributors (Cartis France Versatech).

     Since entering into negotiations with its first two (2) distributors, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - Full Fiscal Years - June 30, 2000 and June 30, 1999

Revenues

     Revenues for the twelve (12) month period ended June 30, 2000 were $441,700 and for the twelve month period ended June 30, 1999 were $1,548,800.

Operating Expenses

     Operating Expenses for the twelve (12) months period ended June 30, 2000 were $485,500 versus $399,000 for the twelve (12) months period ended June
30, 1999. Net loss was $285,400 and $177,800 respectively.

Assets and Liabilities

     Assets were $1,057,200 as of June 30, 2000, and $235,300 as of June 30, 1999. As of June 30, 2000, assets consisted primarily of cash, inventory, accounts receivable and fixed assets with a net book value of $1,022,000. As of June 30, 1999, assets consisted primarily of fixed assets. Liabilities were $227,500 and $149,800_ as of June 30, 2000 and June 30, 1999 respectively. As of June 30, 2000, liabilities consisted primarily of accounts payable and accrued expenses.

Stockholders' Equity

     Stockholders' equity was $829,700 as of June 30, 2000 and $85,000 as of June 30, 1999. The Company had 11,045,803 and 9,350,000 shares of Common Stock issued and outstanding at June 30, 2000 and 1999, respectively.

     In October 1998, the Company entered into an agreement with CEFCA and CIL to acquire one hundred percent (100%) of the issued and outstanding shares of CEFCA as well as eighty percent (80%) of the issued and outstanding shares of CIL in exchange for shares of the Company. In connection with this agreement, the Company issued 900,000, 2,300,000 and 1,800,000 shares of its Common Stock to Herve Gallion, Cator Holding, Ltd. and Aquartis, Ltd. respectively in connection with the Acquisition Agreement. Herve Gallion currently serves as the Company's President and Chairman, as the principal owner and manager of Cator Holding, Ltd. as the owner and manager of Aquartis, Ltd. and as the Executive Manager of CIL. Cyril Heitzel, the Company's current Secretary, Treasurer and Director, also serves as the Managing Director of CEFCA and as the Managing Director of CIL. Steve Olivier, who currently serves as a Director of the Company, also serves as the Chief Financial Officer and as a Director of CIL.

     In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

Financial Condition, Liquidity and Capital Resources

     At June 30, 2000 the Company had cash of $293,100 as compared to $13,600 at June 30, 1999.

     The Company is in theprocess of raising additional capital through private and/or public sales of securities in the future but has no definite commitments at this time which are not reported herein.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

     The Company's financial statements have been audited to the extent indicated in their reports by Durland & Company, CPAs, P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Loss.................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Cartis, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Cartis, Inc., (the "Company") as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.




/s/ Durland & Company
Durland & Company, CPAs, P.A.

Palm Beach, Florida
September 7, 2000

                                  Cartis, Inc.
                           Consolidated Balance Sheets
                               Year Ended June 30,

                                                                    2000           1999
                                                               ---------------- -------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                         $        293,133 $      13,590
  Accounts receivable                                                    58,276        70,698
  Accounts receivable - related party                                   249,833             0
  VAT tax receivable                                                      3,771        18,824
  Inventory                                                             320,092             0
  Prepaid expenses                                                       28,007           618
                                                               ---------------- -------------
          Total current assets                                          953,112       103,730
                                                               ---------------- -------------

PROPERTY AND EQUIPMENT
   Furniture and fixtures                                                17,168        18,557
   Automobiles                                                           15,229        15,581
   Leasehold improvements                                                98,304       106,254

        Less accumulated depreciation                                   (30,086)      (12,623)
                                                               ---------------- -------------

          Net property and equipment                                    100,615       127,769
                                                               ---------------- -------------

OTHER ASSETS
   Investment in Cartis France                                                0             0
   Deposits                                                               3,496         3,779
                                                               ---------------- -------------

          Total other assets                                              3,496         3,779
                                                               ---------------- -------------
Total Assets                                                   $      1,057,223 $     235,278
                                                               ================ =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdraft                                              $              0 $      13,647
   Accounts payable                                                      85,608         2,734
   Accounts payable - related party                                      77,140        75,103
   Accrued Expenses
       Trade                                                             48,840         9,118
       Payroll and payroll taxes                                         11,820         9,561
   Customer deposits                                                          0        30,389
   Current portion of long-term debt                                      4,088         4,509
                                                               ---------------- -------------

          Total current liabilities                                     227,496        145,061
                                                               ---------------- -------------

LONG-TERM DEBT
   Note payable                                                               0         4,702
                                                               ---------------- -------------

          Total long-term debt                                                0         4,702
                                                               ---------------- -------------
Total Liabilities                                                       227,496       149,763
                                                               ---------------- -------------
Minority interest in consolidated subsidiary                                  0           467
                                                               ---------------- -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value, authorized
     10,000,000 shares; 0 issued and outstanding shares                       0             0
   Common stock, $0.0001 par value, authorized
     50,000,000 shares; 11,045,803 and 9,350,000
     issued and outstanding shares                                        1,105           935
   Additional paid-in capital                                         1,641,181       302,675
   Stock subscriptions receivable                                      (332,894)            0
   Accumulated comprehensive income (loss)                               12,994       (11,332)
   Deficit                                                             (492,659)     (207,230)
                                                               ---------------- -------------

          Total stockholders' equity                                    829,727        85,048
                                                               ---------------- -------------

Total Liabilities and Stockholders' Equity                     $      1,057,223 $     235,278
                                                               ================ =============


     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                               Year Ended June 30,


                                                                   2000             1999
                                                                --------------  ----------------
REVENUES
Sales                                                           $      191,821  $      1,548,799
Sales - related party                                                  249,873                 0
                                                                --------------  ----------------

          Total revenues                                               441,694         1,548,799

Cost of sales                                                         (232,351)       (1,387,321)
                                                                --------------  ----------------

Gross Profit                                                           209,343           161,478

OPERATING EXPENSES
    Salaries                                                            96,260            34,710
    Depreciation                                                        19,252            12,532
    General and administrative                                         369,943           314,869
    Loss of equity-method investee                                       9,794                 0
    Research and development, net of reimbursements                          0           (23,088)
                                                                --------------  ----------------

          Total operating expenses                                     495,249           339,023
                                                                --------------  ----------------

Loss from operations                                                  (285,906)         (177,545)
                                                                --------------  ----------------

OTHER INCOME AND EXPENSE
    Interest income                                                      2,435             4,170
    Interest expense                                                    (1,958)           (3,927)
                                                                --------------  ----------------

          Total other income and expense                                   477               243
                                                                --------------  ----------------

Income before minority interest                                       (285,429)         (177,302)
Minority interest share of income                                            0              (467)
                                                                --------------  ----------------

Net loss                                                              (285,429)         (177,769)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                            24,326           (11,337)
                                                                --------------  ----------------
            Comprehensive loss                                  $     (261,103) $       (189,106)
                                                                ==============  ================
Net loss per common share                                       $        (0.03) $           (.10)
                                                                ==============  ================

Weighted average number of common shares outstanding                 9,893,125         3,109,563
                                                                ==============  ================






     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                 Consolidated Statements of Stockholders' Equity



                                                                                            Accum.
                                                                  Additional    Stock        Comp.                  Total
                                        Number of     Common      Paid-In       Subs.       Income               Stockholders'
                                         Shares       Stock       Capital      Receivable   (Loss)     Deficit     Equity
                                        ----------   ----------  ------------  -----------  -------  ---------   -----------
BEGINNING BALANCE, June 30, 1997                 0   $        0  $          0  $        0   $     0  $       0   $         0

Year Ended June 30, 1998
4th qtr.
   -founders stock issued for service   2,000,000          200             0            0         0          0           200
4th qtr.
   -stock issued for cash                1,000,000          100        49,900           0         0          0        50,000
Net loss                                         0            0             0           0         0     (3,318)       (3,318)
                                        ----------   ----------  ------------  -----------  -------- ---------   -----------

BALANCE, June 30, 1998                   3,000,000          300        49,900           0         0     (3,318)       46,882

Year Ended June 30, 1999
9/98 - stock issued for cash             3,000,000          300       149,700           0         0          0       150,000
11/98 - stock contributed to company    (2,000,000)        (200)          200           0         0          0             0
11/98 - reverse merger                   5,000,000          500        85,410           0       (95)   (26,143)       59,672
1/99 - stock issued for services           350,000           35        17,465           0         0          0        17,500
Other comprehensive income (loss)                0            0             0           0   (11,237)         0       (11,237)
Net loss                                         0            0             0           0         0   (177,769)     (177,769)
                                        ----------   ----------  ------------  -----------  -------- ---------   -----------

BALANCE, June 30, 1999                   9,350,000          935       302,675           0   (11,332)  (207,230)       85,048

Year Ended June 30, 2000
7/99-11/99 - stock issued for cash          87,019            9       294,186           0         0          0       294,195
2/00 - stock issued for minority
   interest in subsidiary                1,000,000          100           367           0         0          0           467
3/00-6/00 - stock issued for cash          608,784           61     1,043,953    (332,894)        0          0       711,120
Other comprehensive income (loss)                0            0             0           0    24,326          0        24,326
Net loss                                         0            0             0           0         0   (285,429)     (285,429)
                                        ----------   ----------  ------------  -----------  -------- ---------   -----------

ENDING BALANCE, June 30, 2000           11,045,803   $    1,105  $  1,641,181  $ (332,894)  $ 12,994 $(492,659)  $   829,727
                                        ==========   ==========  ============  ===========  ======== =========   ===========












     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                      Consolidated Statements of Cash Flows
                               Year Ended June 30,


                                                                                    2000             1999
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $   (285,429)  $   (177,769)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                       19,252         11,480
     Minority interest share of income                                                       0            467
     Stock issued for services                                                               0         17,500
     Loss of equity-method investee                                                      9,794              0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          7,462        (76,920)
     (Increase) decrease in accounts receivable - related parties                     (261,300)        20,366
     (Increase) decrease in VAT receivable                                              14,271         (6,515)
     (Increase) decrease in inventory                                                 (334,784)             0
     (Increase) decrease in prepaid expenses                                           (27,547)             0
     (Increase) decrease in deposits and other assets                                        0         (4,784)
     Increase (decrease) in accounts payable - trade                                    86,892        (34,097)
     Increase (decrease) in accounts payable - related party                             8,006         81,715
     Increase (decrease) in accrued expenses                                            41,435          9,921
     Increase (decrease) payroll and taxes                                               3,111          8,111
     Increase (decrease) deferred revenue                                              (29,406)        33,064
                                                                                  ------------   ------------

Net cash used by operating activities                                                 (748,243)      (117,461)
                                                                                  ------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Investment in Cartis France                                                        (9,794)             0
     Purchase of property and equipment                                                   (851)      (121,498)
                                                                                  ------------   ------------

Net cash used by investing activities                                                  (10,645)      (121,498)
                                                                                  ------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Increase (decrease) in cash overdraft                                             (12,243)        (8,369)
     Payments on automobile loan                                                        (4,638)        (4,901)
     Issuance of common stock for cash                                               1,005,315        218,528
                                                                                  ------------   ------------

Net cash provided by financing activities                                              988,434        205,258
                                                                                  ------------   ------------

Effect of exchange rates on cash                                                        49,997         47,291
                                                                                  ------------   ------------

Net increase (decrease) in cash                                                        279,543         13,590

CASH, beginning of period                                                               13,590              0
                                                                                  ------------   ------------

CASH, end of period                                                               $    293,133   $     13,590
                                                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash                                                       $      1,958   $      3,927
                                                                                  ============   ============

Non-Cash Financing Activities:
     Acquisition of minority interest in subsidiary                               $        467   $          0
                                                                                  ============   ============
     Acquisition of cash via reverse merger                                       $          0   $     32,467
                                                                                  ============   ============


     The accompanying notes are an integral part of the financial statements

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
      TheCompany Cartis,  Inc. is a Florida chartered  corporation that conducts business from its offices in Palm Beach, Florida; Orleans and Lyon, France and Mauritius. The Company was incorporated on March 5, 1997, as Cobalter, Inc., and changed its name to Cartis, Inc. on November 18, 1998. The Company is principally involved in the development of water treatment systems through its French subsidiary, S.A.R.L. CEFCA ("CEFCA"), and the sale of the systems through its Mauritius subsidiary, Cartis International. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

         a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Significant acquisition In October 1998, Cartis, Inc. issued 5,000,000 shares of common stock to acquire substantially all the issued and outstanding shares of the common stock of CEFCA, a French company, and 80% of the issued and outstanding shares of Cartis International ("CIL"), a Mauritius company, in a reverse merger, accounted for as a reorganization of CEFCA and Cartis International. In January 2000, the Company and A.S.A.P., LLC formed Cartis France, S.A.,
         (CF). The Company owns 49% of CF and A.S.A.P. owns 51% of CF. This Company was formed to distribute the Company's products in France. In February 2000, the Company issued 1,000,000 shares of common stock to acquire the 20% of Cartis International it did not previously own.

         c) Principles of consolidation The consolidated financial statements include the accounts of Cartis, Inc. and its wholly owned subsidiary and majority owned subsidiary. Inter-company balances and transactions have been eliminated.

         d) Net loss per common share Basic net loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share has not been presented, as it would be anti-dilutive, as a result of the Company continuing to report losses.

         e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $19,252 and $12,532 for the years ended June 30, 2000 and 1999, respectively.

         f) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

         g) Inventories   Inventories are stated at the lower of cost (first-in,
         first-out method) or market.  Inventories consist principally of:


                             June 30, 2000      June 30, 1999
                            --------------     ---------------
Completed units             $      320,092     $             0
Activated charcoal                       0                   0
                            --------------     ---------------
                            $      320,092     $             0
                            ==============     ===============

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

         i) Revenue recognition The Company recognizes revenue upon shipment of finished goods to the distributor or upon receipt of finished goods by the distributor, based on the terms of the purchase by or contract with the distributor. The Company has yet to experience any returns; however, if and when any returns occur, the Company intends to account for them in accordance with the agreement in place with such specific distributor, (i.e. shipping replacement goods or providing a credit for such returned goods).

         j) Research and development Research and development expenses are expensed in the period incurred. Government grants, when received, are applied to reduce research and development expenses.

         k) Stock compensation for services rendered The Company has issued shares of common stock in exchange for services rendered. The cost of the services are valued at fair market value of the services rendered, according to generally accepted accounting principles, and have been charged to operations.

         l) Royalties Cartis International acquired the Cartis patents and Cartis trademark from a founder for a royalty of 5% of gross sales relating to products and services from the use of the patent, payable monthly beginning January 1, 2001.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company has 9,350,000 and 13,437,019 shares of common stock issued and outstanding at June 30, 1999 and March 31, 2000.

         In April 1998, the Company issued 2,000,000 shares of founders' common stock to its officers for services rendered to the Company, valued at $200. In April 1998, the Company issued to third parties under Regulation D Rule 540 Placement for 1,000,000 shares of common stock for $50,000 in cash. In September 1998, 3,000,000 shares of common stock were issued to third parties for $150,000 in cash. In November 1998, the 2,000,000 shares of common stock issued for services were donated to the Company and were accounted for

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) as contributed capital. In November 1998, the Company issued 5,000,000 shares of common stock for 4,000 of the 4,000 shares issued and outstanding of S.A.R.L. CEFCA, a French company, and 1.6 shares of the 2 shares issued and outstanding of Cartis International, a Mauritius company. In January 1999, the company issued 350,000 shares of common stock to third parties for services rendered, valued at $17,500. From July 1999 through December 1999, the Company issued 87,019 shares of common stock to third parties for $294,195 in cash.

         In February 2000, the Company issued 1,000,000 shares for the 20% of Cartis International it previously did not own. From March 2000 through June 2000, the Company issued 608,784 shares of common stock to third parties for $711,120 in cash and $332,894 in subscriptions receivable.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $492,700, which expire $29,000 on June 30, 2018, $178,000 on June 30, 2019 and
         $285,700 on June 30, 2020.

         The amount recorded as a deferred tax asset, cumulative as of June 30, 2000 and 1999, is approximately $164,200 and $67,000, respectively, which represents the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $67,000 and $126,000, as the Company has no history of profitable operations.

         The significant components net deferred tax asset are:


                                June 30, 2000     June 30, 1999
                               --------------    -------------
Net operating losses           $      164,200    $      67,000
Valuation allowance                  (164,200)         (67,000)
                               --------------    -------------
Net deferred tax asset         $            0    $           0
                               ==============    =============

(4) Foreign Currency Transaction and Translation Gains (Losses) The principal operating entities of the Company are its subsidiaries, CEFCA, which is located in France, and Cartis International, which is located in Mauritius. The functional currency of the subsidiaries, as well as on a consolidated basis, is the French Franc, (FF). On a consolidated basis the Company's reporting currency is the US Dollar. The Company translated the income statement items using the average exchange rate for the period and balance sheet items using the end of period exchange rate, except for equity items, which are translated at historical rates, in accordance with SFAS 52.

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

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(5) Related Party Transactions (Continued) In October 1998, ATD entered into an exclusive distribution agreement with Cartis International whereby ATD will provide Cartis International with all Cartis products necessary to the commercial needs of Cartis International, based on an agreed upon price. In addition, the Company's subsidiary, Cartis International, received an exclusive right to use the brand name CARTIS and to sell CARTIS products worldwide. The term of these contracts was for a period of three years. These contracts were canceled in February 2000. Cartis International owed ATD $56,897 as of June 30, 2000 and $75,105 as of June 30, 1999 for products received.

         In January 2000, the Company and A.S.A.P. LLC formed Cartis France. The Company acquired its 49% ownership of Cartis France in exchange for $9,800 in cash. Cartis France was established as the master distributor for the Company's products in France. Cartis France has purchased approximately 400 units from the Company, totaling approximately $249,900. One officer of the Company has expended approximately 30% of his time assisting Cartis France. He receives no remuneration from Cartis France. Cartis France has independent management from the Company.

(6) Short-Term Debt In 1999, S.A.R.L. CEFCA purchased an automobile through a bank loan. The loan bears approximately 6.6% interest, with monthly payments in the amount of approximately $440 per month. Under the loan agreement, the Company is obligated to pay approximately $4,100 in 2001.

(7) Commitments In September 1998, S.A.R.L. CEFCA entered into two operating leases, one for its office space and the other for a security service. The office lease expires 2017 and the security lease expires 2003. Minimum lease payments are as follows:


          2001                     $        24,724
          2002                              24,724
          2003                              23,186
          2004                              22,674
          2005                              22,674
          Thereafter                        49,126
                                   ---------------
                                   $       167,108
                                   ===============

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

(8) Concentration of Customers and Suppliers The Company's source of revenue through fiscal 1999 has been one customer under a marketing agreement with Cartis International. This customer purchased a portion of its contractual minimum required in 1998 and 1999. It subsequently unilaterally canceled the agreement due to its inability to complete its obligations under the agreement. The Company has two master distributors. One is a third party with rights to Africa and the Indian Ocean. The other is Cartis France as the master distributor for France.

(9) Government Grants The Company has received a government grant for research and development. The grant was in the total amount of $46,427 and was received in the fiscal years ending June 30, 1998 and 1999 and was applied to reduce research and development expenses.

                                  Cartis, Inc.
                   Notes to Consolidated Financial Statements


(10) Subsequent Events In April 2000, the Company began efforts to raise up to $2,500,000 of additional capital via a Regulation D Rule 506 private placement. As of June 30, 2000, the Company had received $711,120 in cash and subscriptions for an additional $332,900. The Company received the subscriptions receivable after June 30, 2000. The Company is currently negotiating for the additional $1,456,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age         Position(s) with Company
-----------              ---         ------------------------
Herve Gallion            56          President, Chairman

Cyril Heitzler           32          Secretary, Treasurer and Director

Patrick Martin           46          Director

Steve Olivier            37          Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

HERVE GALLION. Mr. Gallion, age 56 is the founder of Cartis, Inc., where he currently serves as Chief Executive Officer and President since November 17, 1998. Prior to that date, from 1992 to 1998, Mr. Gallion was a private entrepreneur dedicated to research and development of the technology that preceded the creation of Cartis, Inc. Mr. Gallion has managed companies over the past thirty (30) years. Prior to Cartis, Inc., from 1966 to 1992, Mr. Gallion was founder and manager of an auto parts distribution company, registered under his name, founder and manager of SCAME S.A., a manufacturer and distributor of fertilizers, owner and manager of SIF, s.c.p., a professional training company. Mr. Gallion attended the La Salle School in Lyon, France, until June 1962.

CYRIL HEITZLER. Mr. Heitzler, age 32 is the co-founder of Cartis, Inc., where he currently serves as General Manager of CIL, the wholly owned manufacturing subsidiary of Cartis, Inc., since January 8, 1999. Mr. Heitzler is also a Director of Cartis, Inc. and has been since November 17, 1998. From 1997 until January 8, 1999, Mr. Heitzler was the General Manager of CEFCA. From 1995 until 1997, Mr. Heitzler was the Technical Vice-President of TEDECO Ltd. (Mauritius), an assembly plant of water products. In June 1989, Mr. Heitzler graduated from Lycee La Mache in Lyon, France with a professional degree in Mechanics. In June 1990, he graduated from Lycee St. Joseph in Nancy, France with a Baccalaureate. In June 1991, Mr. Heitzler graduated from the Frederique Fays Institute, Villeurbanne, France with a professional degree in Production.

     PATRICK MARTIN. Mr. Martin, age 46 is the Chairman and CEO of Cartis France since January 14, 2000 and a Director of Cartis, Inc. since November 17, 1998. Since June 1990, Mr. Martin is the General Manager of SORENA, s.a.r.l, a company that specializes in gas and water distribution. Since September 14, 1988, he is the General Manager of ASAP s.a.r.l., a holding company. Since December 4, 1997, Mr. Martin is the General Manager of HBP Associes, a company that specializes in the distribution of telephone and computer services. Since December 31, 1984, Mr. Martin is the General Manager of M.B.Associes, a company that specializes in gas and water distribution equipment . Mr. Martin attended high school in Lyon, France.

STEVE OLIVIER. Mr. Steve Olivier, age 41, is the Chief Administrative and Financial Officer of CIL, a wholly-owned subsidiary of Cartis, Inc. since January 1, 1999. Mr. Olivier has been a Director of Cartis, Inc. since February 10, 1999. From June 1997 until he joined Cartis, Mr. Olivier was the Chief Administrative and Financial Officer of TEDECO, Ltd. (Mauritius), an assembly plant of water products. From January 1996 to June 1997, Mr. Olivier was an accountant at TOPIKO Ltd. (Mauritius). From June 1985 until December 1995, he was an accountant at SCOTT & Co, Ltd. (Mauritius). In December 1987, Mr. Olivier completed Advance Accounting Practice, Quantitative Analysis, Management Accounting and System Analysis & Design in the Level 2 of the Chartered Association of Certified Accountants (AACA). In December 1984, he completed the level 1 of the Association of International Accountants. Mr. Olivier completed his high school education at St. Mary's College (Mauritius) in June 1976.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

                                       Annual             LT
                          Annual       Comp     Annual    Comp     LT
Name and                  Comp         Bonus    Comp      Rest     Comp      LTIP       All Other
Post               Year   Salary        ($)     Other     Stock    Options   Payouts       (1)
--------------     ----   ---------    ------   ------    -----    -------   -------    ------------
Herve              1997   180,000FF    $0                                               91,200FF
Gallion,           1998   180,000FF    $0                                               91,200FF
President and      1999   180,000FF    $0                                               91,200FF
Chairman
Cyril              1997   180,000FF    $0                                               86,400FF
Heitzler,          1998   180,000FF    $0                                               86,400FF
Secretary,         1999   180,000FF    $0                                               86,400FF
Treasurer and
Director

Patrick            1997       $0       $0                                               $0
Martin,            1998       $0       $0                                               $0
Director           1999       $0       $0                                               $0

Steve Olivier,     1997        0
Director           1998        0
                   1999    40,000
                           Mauritian
                           Roupees

(3) All other compensation includes: automobile expenses and living expenses as well as the reimbursement for expenses.

(2) In August 1999, CIL entered into an employment agreement with Cyril Heitzler to be the Executive Vice-President of CIL. As compensation, Mr. Heitzler receives wages of 15,000FF per month and also a company car and housing allowance of 4,300FF per month. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item
     12. "Certain Relationships and Related Transactions".

(3) In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

(4) In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from ATD. Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon the 506 Exemption and no state exemption, as ATD is a foreign corporation. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

(5) In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part III,
     Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

(6) Since April 2000, the Company sold 516,231 shares of its Common Stock for a total of $924,053 to twenty-eight (28) investors. Patrick Martin, a current director of the Company, purchased 9,500 shares for $16,980. For such offering, the Company relied on the 506 Exemption. No state exemption was required, as all purchasers were foreign residents. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

(7) In June 2000, the Company and ATD agreed to rescind the machinery and equipment purchase conducted in February 2000 ab initio. 3,000,000 shares of the Company's Common Stock issued to ATD in connection with the purchase have been cancelled. The Company intends to enter into a lease/purchase agreement with ATD for the previously purchased reactors used to make the CARTIS product. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

(8) In July 2000, the Company issued 100,000 shares of its restricted Common Stock to Serigne Dioum, an employee, for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was required as Mr. Dioum is a French resident. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and
     Management"; and Part III, Item 12. "Certain Relationships and Related Transactions."

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of September 22, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of   Amount and Nature of   Percent of
Beneficial Owner                  Class   Beneficial Owner (1)   Class
---------------------------    --------   --------------------   ------
Herve Gallion                  Common        5,500,000           49.8%

Cyril Heitzler                 Common          500,000            4.5%

Patrick Martin                 Common            9,500            0.1%

Steve Olivier                  N/A                   0            0.0%

All Executive Officers and
Directors as a Group
[four (4) persons]             Common        6,009,500           54.4%
----------

(1) The address for each of the above is c/o Cartis, Inc., 277 Royal Poinciana Way, PMB 155, Palm Beach, FL 33480.

(2) In August 1999, CIL entered into an employment agreement with Cyril Heitzler to be the Executive Vice-President of CIL. As compensation, Mr. Heitzler receives wages of 15,000FF per month and also a company car and housing allowance of 4,300FF per month. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001. See Part III, Item 12. "Certain Relationships and Related Transactions."

(4) In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from ATD. Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon the 506 Exemption and no state exemption, as ATD is a foreign corporation. See Part III, Item 12. "Certain Relationships and Related Transactions."

(5) In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents. See Part III,
     Item 12. "Certain Relationships and Related Transactions."

(6) Since April 2000, the Company sold 516,231 shares of its Common Stock for a total of $924,053 to twenty-eight (28) investors. Patrick Martin, a current director of the Company, purchased 9,500 shares for $16,980. For such offering, the Company relied on the 506 Exemption. No state exemption was required, as all purchasers were foreign residents. See Part III, Item 12. "Certain Relationships and Related Transactions."

(7) In June 2000, the Company and ATD agreed to rescind the machinery and equipment purchase conducted in February 2000 ab initio. 3,000,000 shares of the Company's Common Stock issued to ATD in connection with the purchase have been cancelled. The Company intends to enter into a lease/purchase agreement with ATD for the previously purchased reactors used to make the CARTIS product. See Part III, Item 12. "Certain Relationships and Related Transactions."

(8) In July 2000, the Company issued 100,000 shares of its restricted Common Stock to Serigne Dioum, an employee, for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was required as Mr. Dioum is a French resident. See Part III, Item 12. "Certain Relationships and Related Transactions."

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In July 1999, the Company sold 10,000 shares of its Common Stock to two (2) investors for a total of $35,000. For such offering, the Company relied upon
Section 4(2) of the Act and Rule 506. No state exemption was required, as both investors are foreign residents.

     In August 1999, CIL entered into an employment agreement with Cyril Heitzler to be the Executive Vice-President of CIL. As compensation, Mr. Heitzler receives wages of 15,000FF per month and also a company car and housing allowance of 4,300FF per month.

     In August 1999,  the Company sold 51,089  shares of its Common Stock to two
(2) investors for a total of $178,811. For such offering, the Company relied upon the 506 Exemption . No state exemption was required, as both investors are foreign residents.

     In September 1999, the Company sold 20,744 shares of its Common Stock to one (1) investor for a total of $64,306. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the investor is a French resident.

     In November  1999, the Company sold 5,186 shares of its Common Stock to one
(1) investor for a total of $16,076. For such offering, the Company relied upon the 506 Exemption. No state exemption was required, as the investor is a French resident.

     In February 2000, Herve Gallion assigned the worldwide patents and trademarks on the Company's products to the Company. An assignment of these rights has yet to be recorded at the Swiss Institute of Industrial Property. Under the terms of the agreement, Herve Gallion is to receive a royalty of five percent (5%) of gross sales and services, payable monthly beginning January 1, 2001.

     In February 2000, the Company purchased the machinery and equipment necessary to manufacture the Company's products from ATD. Herve Gallion is an officer, director and also the beneficial owner of ATD. For such products, the Company issued 3,000,000 shares of its Common Stock to ATD. For such offering, the Company relied upon the 506 Exemption and no state exemption, as ATD is a foreign corporation.

     In February 2000, the Company purchased the remaining twenty percent (20%) of the issued and outstanding common shares of CIL. As a result, CIL became a wholly owned subsidiary of the Company. The remaining shares were owned by Herve Gallion and Cyril Heitzler, each owning ten percent (10%). The Company issued 500,000 shares of its Common Stock to each person. For such offering, the Company relied upon the 506 Exemption and no state exemption, as Mr. Gallion and Mr. Heitzler are both foreign residents.

     Since April 2000, the Company sold 516,231 shares of its Common Stock for a total of $924,053 to twenty-eight (28) investors. Patrick Martin, a current director of the Company, purchased 9,500 shares for $16,980. For such offering, the Company relied on the 506 Exemption. No state exemption was required, as all purchasers were foreign residents.

     In June 2000, the Company and ATD agreed to rescind the machinery and equipment purchase conducted in February 2000 ab initio. 3,000,000 shares of the Company's Common Stock issued to ATD in connection with the purchase have been cancelled. The Company intends to enter into a lease/purchase agreement with ATD for the previously purchased reactors used to make the CARTIS product.

     In July 2000, the Company issued 100,000 shares of its restricted Common Stock to Serigne Dioum, an employee, for services rendered on behalf of the Company. For such offering, the Company relied upon the 506 Exemption. No state exemption was required as Mr. Dioum is a French resident.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
------------   ---------------------
3.(i).1  (1)   Articles of Incorporation of Cobalter, Inc. dated March 5, 1997.

3.(i).2  (1)   Articles of Amendment to Articles of Incorporation changing Company's name to
               Cartis, Inc. dated January 27, 1999.

3.(ii).1 (1)   Bylaws of Cobalter, Inc. dated April 1, 1997.

4.1      (2)   Offering Memorandum dated March 10, 2000

10.1     (1)   Lease between CEFCA s.a.r.l. and Jacques Cottet dated July 16, 1998 in French.

10.2     (1)   Lease between CEFCA s.a.r.l. and Jacques Cottet dated July 16, 1998 translated into
               English.

10.3     (1)   Acquisition Agreement between the Company, CEFCA s.a.r.l. and Cartis
               International, Ltd. dated October 29, 1998.

10.4     (1)   Acquisition Contract for the CARTIS Patent and CARTIS Trademark between Cartis
               International, Ltd. and Herve Gallion dated February 19, 2000 in French.

10.5     (1)   Acquisition Contract for the CARTIS Patent and CARTIS Trademark between Cartis
               International, Ltd. and Herve Gallion dated February 19, 2000 translated into
               English.

10.6     (1)   Purchase Contract of Equipment CARTIS and the Production Rights of CARTIS
               Process between the Company and Advanced Technologies Development Company
               Limited dated February 21, 2000 in French.

10.7     (1)   Purchase Contract of Equipment CARTIS and the Production Rights of CARTIS
               Process between the Company and Advanced Technologies Development Company
               Limited dated February 21, 2000 translated into English.

10.8     (1)   Agreement of Sale of Cartis International, Ltd. Shares to Cartis, Inc. between the
               Company, Herve Gallion and Cyril Heitzler dated February 18, 2000 in French.

10.9     (1)   Agreement of Sale of Cartis International, Ltd. Shares to Cartis, Inc. between the
               Company, Herve Gallion and Cyril Heitzler dated February 18, 2000 translated into
               English.

10.10    (1)   Employment Contract between Steve Olivier and Cartis International, Ltd. dated
               January 1, 1999 in French.

10.11    (1)   Employment Contract between Steve Olivier and Cartis International, Ltd. dated
               January 1, 1999 translated into English.

10.12    (1)   Employment Contract between Cyril Heitzler and Cartis International, Ltd. dated
               January 8, 1999 in French.

10.13    (1)   Employment Contract between Cyril Heitzler and Cartis International, Ltd. dated
               January 8, 1999 translated into English.

10.14    (3)   Recision and Cancellation Agreement between the Company and Advanced
               Technologies Development Company Limited dated June 30, 2000.

27.1     *     Financial Data Sheet.
-------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

(2) Incorporated herein by reference to the Company's quarterly report on Form 10QSB for the period ending March 31, 2000.

(3)  Incorporated   herein  by  reference  to  the   Company's   first   amended
     Registration Statement on Form 10-SB.

(*  Filed herewith)

     (b) No Reports on Form 8-K were filed during the last fiscal year ended June 30, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Cartis, Inc.
                                            (Registrant)

Date: October 13, 2000        By: /s/ Herve Gallion
                              ---------------------------------------
                              Herve Gallion, President and Chairman

                              By: /s/ Cyril Heitzler
                              ---------------------------------------
                              Cyril Heitzer, Secretary, Treasurer and Director

                              By:/s/ Patrick Martin
                              ---------------------------------------
                              Patrick Martin, Director

                              By:/s/ Steve Olivier
                              ---------------------------------------
                              Steve Olivier, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                         Date

/s/ Herve Gallion                   President and Chairman      October 13, 2000
-----------------------------
Herve Gallion

/s/ Cyril Heitzler                  Secretary, Treasurer        October 13, 2000
-----------------------------       and Director
Cyril Heitzler

/s/ Patrick Martin                  Director                    October 13, 2000
-----------------------------
Patrick Martin

/s/ Steve Olivier                   Director                    October 13, 2000
-----------------------------
Steve OlivierB